Form 10-K/A
period 2000-12-31
MERRILL LYNCH MORT INVESTORS INC MORT PAS THR CER SER 2000-3
filed 2002-07-11
CIK 1137126

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-39127-11

                          Merrill Lynch Mortgage Investors, Inc.
                          Mortgage Pass-Through Certificates
                          Series 2000-3
        (Exact name of registrant as specified in its charter)



New York                           52-226748
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 22, 2001, on behalf of Merrill Lynch Mortgage Investors, Inc. Series 2000-3 established pursuant to the Pooling and Servicing Agreement among Merrill Lynch Mortgage Investors, Inc. as Depositor, Cendant Mortgage Corporation, as Master Servicer and Wells Fargo Bank Minnesota, National Association, as Trustee, pursuant to which the Merrill Lynch Mortgage Investors, Inc. Series 2000-3 registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

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

                     a)  Cendant Mortgage Corporation  <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)   Cendant Mortgage Corporation  <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)   Cendant Mortgage Corporation  <F1>

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On December 19, 2000, a report on form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Merrill Lynch Mortgage Investors, Inc.
Mortgage Pass-Through Certificiates
Series 2000-3

Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  June 26, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)   Cendant Mortgage Corporation  <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)   Cendant Mortgage Corporation  <F1>
99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)   Cendant Mortgage Corporation  <F1>
99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.



   EX-99.1 (a)
   Annual Independant Accountant's Servicing Report

    Deloitte & Touche LLP
    Two Hilton Court
    P.O. Box 319
    Parsippany, New Jersey 07054-0319

    Tel: (973) 683 7000
    Fax: (973) 683 7459
    www.us.deloitte.com


    Deloitte   (logo)
    &Touche

     INDEPENDENT AUDITORS'REPORT


     Cendant Mortgage Corporation:

     We have examined management's assertion about Cendant Mortgage Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for Cendant Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Cendant Mortgage Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Cendant Mortgage Corporation's compliance with the minimum servicing standards.

     In our opinion, management's assertion that Cendant Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated in all material respects.


     February 9, 2001



EX-99.2 (a)
Report of Management

Cendant Mortgage
3000 Leadenhall Road
Mount Laurel, NJ 08054

CENDANT Mortgage (logo)

As of and for the year ended December 31, 2000, Cendant Mortgage Corporation (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $110 million and $20 million, respectively.

Cendant Mortgage Corporation


Terence W.Edwards
President and Chief Executive Officer


Martin Foster
Vice President Servicing Management Group


EX-99.3 (a)
Annual Statement of Compliance

CENDANT Mortgage (LOGO)


May 11, 2001

Wells Fargo
11000 Broken Land Parkway
Columbia, MD 21044

RE: Officer's Certificate
    Annual Certification

Dear Master Servicer:

The undersigned officer certifies the following for the 2000 calendar year.

    a) I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide
        and to the best of my   knowledge,  the  Servicer  has fulfilled all
        of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo;

    b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

    C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide are in full force and effect;


    d) To the best of my knowledge, all premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

    e) To the best of my knowledge, all real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo;

    f) To the best of my knowledge, all Custodial Accounts have been reconciled and are properly funded; and

    g) To the best of my knowledge, all annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified by:

Officer - Marc J. Hinkle

Vice President - Loan Servicing
Title

5/11/2001
Date